Form 10QSB
period 2007-09-30
SRKP 12 INC
filed 2007-11-13
CIK 1368310

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52102

SRKP 12, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-4062623
(I.R.S. Employer Identification Number)

4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308
(Address of Principal Offices)

(310) 203-2902
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,400,000 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SRKP 12, INC.

- INDEX -

		Page

PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet - September 30, 2007 (Unaudited)	2

	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007 and 2006, the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) to September 30, 2006 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2007	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) to September 30, 2006 and for the Cumulative Period from January 3, 2006 (Inception) to September 30, 2007	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

SRKP 12, INC.
(A Development Stage Company)
BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$53,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value
100,000,000 shares authorized, 5,400,000 issued and
outstanding	540
Additional paid-in capital	1,627
(Deficit) accumulated during development stage	(48,814)

Total Stockholders' Equity (Deficit)	(46,647)

$6,353

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 12, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

				Period From	Cumulative from
	Three Months	Three Months	Nine Months	January 3, 2006	January 3, 2006
	Ended	Ended	Ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$—	$—	$—	$—	$—

EXPENSES	8,886	13,797	16,062	30,377	48,814

NET (LOSS)	$(8,886)	$(13,797)	$(16,062)	$(30,377)	$(48,814)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,400,000	5,400,000	5,400,000	5,400,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 12, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From	Cumulative from
	Nine Months	January 3, 2006	January 3, 2006
	Ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(16,062)	$(30,377)	$(48,814)

Net Cash (Used In) Operating Activities	(16,062)	(30,377)	(48,814)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Common stock issued for cash	-	2,167	2,167
Advances from Stockholders	20,000	32,250	53,000

Net Cash Provided by Financing Activities	20,000	34,417	55,167

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	3,938	4,040	6,353

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	2,415	-	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$6,353	$4,040	$6,353

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $53,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

SRKP 12, Inc. (“we”, “our”, “us” or the “Company”) incurred a net loss of $(8,886) for the three months ended September 30, 2007 and $(48,814) for the cumulative period from January 3, 2006 (inception) to September 30, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $6,353 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2007.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Dated: November 13, 2007	SRKP 12, INC.

	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport
Title: President